Form 10QSB
period 2008-06-30
China Quest Acquisition Corp.
filed 2008-07-15
CIK 1411169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

                             Tel/Fax: (917) 591-2648
                           (Issuer's telephone number)

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

As of July 15, 2008, there were 31,340,000 shares of common stock, $.0001 par value per share, issued and outstanding.

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

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending June 30, 2008. The financial statements are presented on the accrual basis.

                          CHINA QUEST ACQUISITION CORP.


                              FINANCIAL STATEMENTS







                              AS OF JUNE 30, 2008



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

                          CHINA QUEST ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                   (UNAUDITED)
                               As of June 30, 2008


                                     ASSETS

                                                                 June 30, 2008
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


                                       F-1


                         CHINA QUEST ACQUISITION CORP.
                          A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
            For the Quarter ended June 30, 2008, and from inception
                  (January 11, 2008) through June 30, 2008



                                                       Quarter          From Inception to
                                                    June 30, 2008         June 30, 2008

REVENUE                    Sales                     $        --           $        --
                           Cost of sales                      --                    --
                                                     -----------           -----------

     GROSS PROFIT                                             --                    --

     OPERATING COSTS AND EXPENSES

       ORGANIZATION AND RELATED EXPENSES                      --                 3,134
                                                     -----------           -----------
     TOTAL OPERATING COST AND EXPENSES                        --                 3,134

     NET INCOME (LOSS)                                        --                (3,134)
                                                     ===========           ===========


NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                   --                 (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               31,340,000            31,340,000






   The accompanying notes are an integral part of these financial statements.


                                       F-2


                          CHINA QUEST ACQUISITION CORP.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
             For the Quarter ended June 30, 2008, and from inception
                   (January 11, 2008) through June 30, 2008


                                                                 Quarter          From inception
CASH FLOWS FROM OPERATING ACTIVITIES                          June 30, 2008      to June 30, 2008
             Net income (loss)                                  $      --           $  (3,134)

             Changes in working capital                                --               3,134
                                                                ---------           ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS                              --                  --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                           --                  --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                           --                  --

CASH RECONCILIATION

        Net increase (decrease) in cash                                --                  --
        Beginning cash balance                                         --                  --
                                                                ---------           ---------

CASH BALANCE AT END OF PERIOD                                   $      --           $      --
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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended
June 30, 2008.

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

The Company has the following classes of capital stock as of June 30, 2008:

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had no cash and no other assets.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending June 30, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports of Form 8-K.

          (a)  Exhibits

           3.1 Certificate of Incorporation *

           3.2 By-laws *

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 **

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 **

          (b) Reports of Form 8-K

              There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2008.

* Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 26, 2008, and incorporated herein by this reference.

** Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                      CHINA QUEST ACQUISITION CORP.
                                      (Registrant)


Date: July 15, 2008                   By: /s/ William Tay
                                      -----------------------------------
                                      William Tay
                                      Title: Chief Executive Officer,
                                      Principal Financial Officer and Director