Form 10-Q
period 2010-03-31
China Capital Finance Corp. Inc.
filed 2011-05-19
CIK 1411169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2010

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number:           53111

CHINA QUEST ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	to be applied
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2119 Mingyong Building, No.60 Xian Road, Shekekou District, Dalian, China	116021
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   13909840703

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

Stan J.H. Lee, CPA
 2160 North Central Rd.  Suite 203 tFort Lee t NJ 07024
P.O. Box 436402 t San Diego t CA t 92143-6402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

To Whom It May Concerns;

The firm of Stan J.H. Lee, Certified Public Accountant,  consents to the inclusion of our report of September 20, 2010  , on the reviewed interim condensed financial statements of China Quest Acquisition Corp. as of March 31, 2010  in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

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
 2160 North Central Rd. Suite # 203 tFort Lee t NJ 07024
P.O. Box 436402 t San Diego t CA 92143
619-623-7799 t Fax 619-564-3408 t E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Quest Acquisition Corp.

We have reviewed the accompanying condensed balance sheet of China Quest Acquisition Corp. as of March 31,  2010, and the related interim condensed statements of operations and cash flows for the 3-months period then ended. These financial statements are the representation of the management ..

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

China Quest Acquisition Corp.
Balance Sheets

	as of March 31	as of December 31,
	2010	2009
	(Unaudited)	(Audited)

Assets:

Current Assets:

Cash and Cash Equivalent	$-	$-
Total Assets	$-	$-

Liabilities and Shareholders' Equity:

Total Liabilities	$-	$-

Shareholders' Equity;

Preferred stock ( $.0001 par value) 20,000,000 shares autorixed and none issued and outstanding
Common Stock ( $.0001 par value) 250,000,000 shares authorized and 31,340,000 shares issued and outstanding, respectively	3,134	3,134
Paid-in capital	-	-
Deficit during Development Stage	(3,134)	(3,134)
	-	-
Total Liabilities and Shareholders' Equity	$-	$-

See Notes to Financial Statements

China Quest Acquisition Corp.
Statement of Operations

	3-months ended		Cummulative since January 11, 2008
	March 31	March	( inception)
	2010	2009	to March 31, 2010
Revenue	$-	$-	$-

Operating Expenses:

General and administration expense	-	-	3,134
Total Expenses:
Income ( Loss) before income taxes	-	-	(3,134)

Provision for income taxes	-	-

Net loss	$-	$-	$(3,134)

Earning (loss) per share - Basic and Diluted	-	-	(0.00)

Weighted average common shares ( basic and diluted)	3,134,000	3,134,000	3,134,000

See Notes to Financial Statements

China Quest Acquisition Corp.
( a Development Stage Company)
Statement of Operations

Cummulative since January 11, 2008
	3-months ended		( inception)
	March 31, 2010	March 31, 2009	to March 31, 2010

Cash Flows From Operating Activities

Net loss	$-	$(3,134)	$(3,134)

Changein non-cash working capital items:
stock issued for service		3,134	3,134

	-	-	-

Net Cash provided by (used in) operations	-	-	-
	-	-

Cash Flows From Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From Financing Activities

Net cash provided by financing activities	-	-	-
Net increase (decrease)

Cash at the Beginning of the Period:	-	-	-
Cash at the End of the Period	-	-

Supplemental Disclosures of Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

CHINA QUEST ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

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

The Company has the following classes of capital stock as of March 31, 2010:

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

RESULTS OF OPERATION

Net Revenue

The net revenues for the three months ended March 31, 2010  was $0.

The net revenues for the three months ended March 31, 2010  was $0.

Operating Expenses

The operating expenses for the three months ended March 31, 2010  was $0.

The operating expenses for the nine months ended March 31, 2010  was $0.

Net Income

As a result of the above, the net income for the three months ended March 31, 2010   was $0.  The basic and diluted income per share was $0 during the three months ended March 31, 2010

Liquidity and Capital Resources

As of March 31, 2010, we have $0 in cash and assets and $0 in current liabilities.

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