Form 10-Q
period 2010-09-30
China Capital Finance Corp. Inc.
filed 2011-05-19
CIK 1411169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Stan J.H. Lee, CPA
 2160 North Central Rd.  Suite 203 tFort Lee t NJ 07024
P.O. Box 436402 t San Diego t CA t 92143-6402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

To Whom It May Concerns;

The firm of Stan J.H. Lee, Certified Public Accountant,  consents to the inclusion of our report of September 20, 2010  , on the reviewed interim condensed financial statements of China Quest Acquisition Corp. as of September 30, 2010  in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

Very truly yours,

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA

October 2, 2010
Fort Lee, NJ 07024

Registered with the Public Company Accounting Oversight Board
 Member of New Jersey Society of CPAs

Stan J.H. Lee, CPA
 2160 North Central Rd. Suite # 203 tFort Lee t NJ 07024
P.O. Box 436402 t San Diego t CA 92143
619-623-7799 t Fax 619-564-3408 t E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Quest Acquisition Corp.

We have reviewed the accompanying condensed balance sheet of China Quest Acquisition Corp. as of September 30,  2010, and the related interim condensed statements of operations and cash flows for the 9-months period then ended. These financial statements are the representation of the management ..

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

October 2, 2010
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

See Notes to Financial Statements

China Quest Acquisition Corp.
Statement of Operations

					Cummulative since
	3-months ended		9-months ended		January 11, 2008
	September 30	September 30	September 30	September 30	( inception)
	2010	2009	2010	2009	to September 30, 2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses:

General and administration expense	-	-	-	-	3,134
Total Expenses:
Income ( Loss) before income taxes	-	-	-	-	(3,134)

Provision for income taxes	-	-	-	-

Net loss	$-	$-	$-	$-	$(3,134)

Earning (loss) per share - Basic and Diluted	-	-	-	-	(0.00)

Weighted average common shares ( basic and diluted)	3,134,000	3,134,000	3,134,000	3,134,000	3,134,000

See Notes to Financial Statements

China Quest Acquisition Corp.
( a Development Stage Company)
Statement of Operations

Cummulative since
January 11, 2008
	9-months ended		( inception)
	September 30, 2010	September 30, 2009	to September 30, 2010

Cash Flows From Operating Activities

Net loss	$-	$-	$(3,134)

Changein non-cash working capital items:
stock issued for service		-	3,134

	-	-	-

Net Cash provided by (used in) operations	-	-	-
	-	-

Cash Flows From Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From Financing Activities

Net cash provided by financing activities	-	-	-
Net increase (decrease)

Cash at the Beginning of the Period:	-	-	-
Cash at the End of the Period	-	-

Supplemental Disclosures of Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

CHINA QUEST ACQUISITION CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF  September 30, 2010

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

The Company has the following classes of capital stock as of  September 30, 2010:

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

RESULTS OF OPERATION

Net Revenue

The net revenues for the three months ended  September 30, 2010 was $0.

The net revenues for the three months ended  September 30 , 2010  was $0.

The net revenues for the nine months ended September 30, 2010  was $0.

The net revenues for the nine months ended September 30 , 2010  was $0.

Operating Expenses

The operating expenses for the three months ended  September 30, 2010  was $0.

The operating expenses for the nine months ended  September 30, 2010  was $0.

Net Income

As a result of the above, the net income for the three months ended  September 30, 2010   was $0.  The basic and diluted income per share was $0 during the three months ended  September 30, 2010
Liquidity and Capital Resources

As of September 30, 2010  , we have $0 in cash and assets and $0 in current liabilities.

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