Form 10-Q
period 2011-03-31
China Capital Finance Corp. Inc.
filed 2011-06-13
CIK 1411169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: ____53111___

CHINA CAPITAL FINANCE CORP.
(FORMERLY CHINA QUEST ACQUISITION CORP.)
(Exact name of registrant as specified in its charter)

Delaware	to be applied
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2119 Mingyong Building, No.60 Xian	116021
Road, Shekekou District, Dalian, China	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: 13909840703

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No  ☐

The number of shares outstanding of the registrant’s common stock as of was 31,340,000 shares with $.0001 par value per share.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the registration statement filed with the Commission on Form 10-12G.

Stan J.H. Lee, CPA
2160 North Central Rd. Suite 209 ♦Fort Lee ♦ NJ 07024
P.O. Box 436402 ♦ San Diego ♦ CA ♦ 92143-6402
619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com

To Whom It May Concerns;

The firm of Stan J.H. Lee, Certified Public Accountant,  consents to the inclusion of our report of May 19,  2011  , on the reviewed interim condensed financial statements of  China Capital Finance Corp. ( Formerly China Quest Acquisition Corp.)  as of March 31, 2011 and for the 3-months period then ended  in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

Very truly yours,

/s/ Stan J.H. Lee, CPA
Stan J.H. Lee, CPA

May 19, 2011
Fort Lee, NJ 07024

Registered with the Public Company Accounting Oversight Board
Member of New Jersey Society of CPAs

Stan J.H. Lee, CPA
 2160 North Central Rd. Suite # 203 ♦ Fort Lee ♦ NJ 07024
P.O. Box 436402 ♦ San Diego ♦ CA 92143
619-623-7799 ♦ Fax 619-564-3408 ♦ E-mail) stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
China Capital Finance Corp.
(Formerly China Quest Acquisition Corp)

We have reviewed the accompanying condensed balance sheet of China Capital Finance Corp. as of March 31,  2011, and the related interim condensed statements of operations and cash flows for the 3-months period then ended. These financial statements are the representation of the management .

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

May 19, 2011
Fort Lee, New Jersey

Registered with the Public Company Accounting Oversight Board
 Member of New Jersey Society of Certified Public Accountants

China Capital Finance Corp. Inc
(Formerly China Quest Acquisition Corp.)
Balance Sheets

	as of March 31	as of December 31,
	2011	2010
	(Unaudited)	(Audited)

Assets:

Current Assets:

Cash and Cash Equivalent	$-	$-

Total Assets	$-	$-

Liabilities and Shareholders' Equity:

Total Liabilities	$-	$-

Shareholders' Equity;

Preferred stock ( $.0001 par value) 20,000,000 shares autorixed and none issued and outstanding

Common Stock ( $.0001 par value) 250,000,000 shares authorized and 31,340,000 shares issued and outstanding, respectively	3,134	3,134
Paid-in capital	-	-
Deficit during Development Stage	(3,134)	(3,134)
	-	-

Total Liabilities and Shareholders' Equity	$-	$-

See Notes to Financial Statements

China Capital Finance Corp. Inc
(Formerly China Quest Acquisition Corp. )
Statement of Operations

			Cummulative since
	3-months ended		January 11, 2008
	March 31	March 31	( inception)
	2011	2010	to March 31, 2011

Revenue	$-	$-	$-

Operating Expenses:

General and administration expense	-	-	3,134
Total Expenses:

Income ( Loss) before income taxes	-	-	(3,134)

Provision for income taxes	-	-

Net loss	$-	$-	$(3,134)

Earning (loss) per share - Basic and Diluted	-	-	(0.00)

Weighted average common shares ( basic and diluted)	3,134,000	3,134,000	3,134,000

See Notes to Financial Statements

China Capital Finance Corp. Inc
(Formerly China Quest Acquisition Corp. )
( a Development Stage Company)
Statement of Cash Flows

Cummulative since
January 11, 2008
	3-months ended		( inception)
	March 31, 2011	March 31, 2010	to March 31, 2011

Cash Flows From
Operating Activities

Net loss	$-	$-	$(3,134)

Changein non-cash working capital items:
stock issued for service	-	-	3,134

	-	-	-

Net Cash provided by (used in) operations	-	-	-

Cash Flows From Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From Financing Activities

Net cash provided by financing activities	-	-	-
Net increase (decrease)

Cash at the Beginning of the Period:	-	-	-
Cash at the End of the Period	-	-	-

Supplemental Disclosures of
Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Notes to Financial Statements

CHINA CAPITAL FINANCE CORP
(FORMERLY KNOWN AS CHINA QUEST ACQUISITION CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

NOTE 1 - DESCRIPTION OF BUSINESS

Basis of Presentation

China Quest Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on January 11, 2008.  The Company has been inactive since inception and intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a “Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7") (ASC 915-10-05)  The Company's financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) ( ASC 740-10) , Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended MARCH 31,2011.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings (loss) per share is computed by dividing net income, or loss, by the weighted average number of shares of both common and preferred stock outstanding for the period
Impact of New Accounting Standards

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

The Company has the following classes of capital stock as of March 31, 2011:

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

RESULTS OF OPERATION

Net Revenue

The net revenues for the three months ended March 31, 2011 was $0.

The net revenues for the three months ended March 31, 2011 was $0.

Operating Expenses

The operating expenses for the three months ended March 31, 2011 was $0.

The operating expenses for the nine months ended March 31, 2011 was $0.

Net Income

As a result of the above, the net income for the three months ended March 31, 2011 was $0.  The basic and diluted income per share was $0 during the three months ended March 31, 2011

Liquidity and Capital Resources

As of March 31, 2011, we have $0 in cash and assets and $0 in current liabilities.

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

CHINA CAPITAL FINANCE CORP
(FORMERLY KNOWN AS CHINA QUEST ACQUISITION CORP.)
(Registrant)

Date:

By:	/s/ Chin Yung Kong
Name: Chin Yung Kong
Title: Chief Executive Officer,
Principal Financial Officer and Director